Form 10-K
period 2005-12-31
Morgan Stanley Mortgage Loan Trust 2005-3AR
filed 2006-03-31
CIK 1332005

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104283-28


        Morgan Stanley Capital I Inc.
        (as Depositor under the Pooling and Servicing Agreement, dated as of June 1, 2005, providing for the issuance of the Morgan Stanley Mortgage Loan Trust 2005-3AR Mortgage Pass-Through Certificates, Series 2005-3AR)

     (Exact name of registrant as specified in its charter)


   Delaware                                           13-3291626
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   1585 Broadway
   New York, NY                                10036
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.




                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 27.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV
Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Arvest Mortgage Company, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      e) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corporation <F1>
      f) Option One Mortgage Corporation, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Arvest Mortgage Company, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      e) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corporation <F1>
      f) Option One Mortgage Corporation, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Arvest Mortgage Company, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      e) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corporation <F1>
      f) Option One Mortgage Corporation, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.



     (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2005


      a) Arvest Mortgage Company, as Servicer <F2>
      b) EverHome Mortgage Company, as Servicer <F2>
      c) GMAC Mortgage Corp, as Servicer <F2>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F2>
      e) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corporation <F2>
      f) Option One Mortgage Corporation, as Servicer <F2>
      g) Wells Fargo Bank, N.A., as Servicer <F2>




   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> Certification has been received.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Capital I Inc.
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:  /s/ Bob Patelunas

  By: Bob Patelunas, Vice President

  Dated: March 31, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Bob Patelunas, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Mortgage Loan Trust Mortgage Pass-Through
     Certificates, Series 2005-3AR Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Arvest Mortgage Company, as Servicer, EverHome Mortgage Company as Servicer, GMAC Mortgage Corp as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, Morgan Stanley Credit Corporation as Servicer, Option One Mortgage Corporation as Servicer.


     Date: March 31, 2006

     /s/ Bob Patelunas
     Signature

     Vice President
     Title




 EX-99.1 (a)
PRICEWATERHOUSECOOPERS(logo)

PricewaterhouseCoopers LLP
10 Tenth Street, Suite 1400
Atlanta GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239


Report of Independent Accountants


To the Board of Directors and Shareholders of Arvest Bank Group, Inc. and
Arvest Mortgage Company


 We have examined management's assertion about Arvest Mortgage Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

 Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

 In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/PricewaterhouseCoopers LLP


March 13, 2006


(page)


(logo) ARVEST
MORTGAGE COMPANY

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006

As of and for the year ended December 31, 2005, Arvest Mortgage Company (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $20,000,000 for each.


/s/ William G. Roehrenbeck
William G. Roehrenbeck
President and CEO, Arvest Mortgage Company


/s/ Karla S. Payne
Karla S. Payne
Chief Financial Officer, Arvest Mortgage Company


/s/ Mike Warnick
Mike Warnick
Controller, Arvestl Mortgage Company


P.O. Box 579 * Lowell, AR 72745-0579 * Phones: 1-800-232-5524 * 479-750-6932
*Fax 479-750-6157 www.arvest.com

(logo)
Equal Housing Lender Member FDIC





 EX-99.1 (b)
(logo) Deloitte

Deloitte & Touche LLP
Certified Public Accountants
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 904 665 1400
Fax: +1 904 665 1600
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
EverHome Mortgage Company and Subsidiaries:

We have examined management's assertion included in the accompanying Management's Assertion Regarding Compliance With Minimum Servicing Standards that EverHome Mortgage Company and Subsidiaries (the "Company") has complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that EverHome Mortgage Company and Subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Company, the master servicers to which the Company reports servicing information and their independent auditors, and investors in loans serviced by the Company and their independent auditors for their evaluation of the Company's compliance with applicable servicing agreements, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Deloitte & Touche LLP


February 24, 2006



Member of
Deloitte Touche Tohmatsu





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Accountants


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 21, 2006


(page)


Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Morgan Stanley Credit Corporation
Riverwoods, Illinois

We have examined management's assertion that Morgan Stanley Credit Corporation (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion dated February 20, 2006 for the consumer loans sold to Morgan Stanley Mortgage Trust MSM 2004-2AR, MSM 2004-3, MSM 2004-4,
MSM 2004-5AR, MSM 2004-6AR, MSM 2004-7AR, MSM 2004-9, MSM 2004-10AR,
MSM 2004-11AR, MSM 2005-1, MSM 2005-2AR, MSM 2005-3AR, MSM 2005-4, MSM 2005-5AR,
MSM 2005-6AR, MSM 2005-7, and MSM 2005-11AR. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix A.


/s/ Deloitte & Touche LLP

February 24, 2006
Chicago, Illinois


(PAGE)

MORGAN STANLEY
CREDIT CORPORATION

Michael J. Gillespie
Accounting Director


Management's Assertion


As of and for the year ended November 30, 2005, Morgan Stanley Credit Corporation (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for mortgage loans being serviced as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Morgan Stanley had in effect a fidelity bond in excess of $20 million and an errors and omissions policy in the amount of $5 million under which the Company was covered.


/s/ Kevin Rodman
Kevin Rodman
President


/s/ Kevin Norris
Kevin Norris
Vice President Operations


/s/ Mike Gillespie
Mike Gillespie
Chief Financial Officer


February 20, 2006


2500 Lake Cook Road, 1 East Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION


APPENDIX A
MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


  I. CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
          * be mathematically accurate;
          * be prepared within forty-five (45) calendar days after the cutoff date;
          * be reviewed and approved by someone other than the person who prepared the reconciliation; and
          * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION



    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

 IV. INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224)405-1903

(PAGE)


MORGAN STANLEY CREDIT CORPORATION


     2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


 VI. DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903





  EX-99.1 (f)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report

The Board of Directors and Stockholder
Option One Mortgage Corporation:

We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, including examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2006

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative



  EX-99.2 (a)
(logo) ARVEST
MORTGAGE COMPANY

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006

As of and for the year ended December 31, 2005, Arvest Mortgage Company (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $20,000,000 for each.


/s/William G. Roehrenbeck
William G. Roehrenbeck
President and CEO, Arvest Mortgage Company


/s/Karla S. Payne
Karla S. Payne
Chief Financial Officer, Arvest Mortgage Company


/s/Mike Warnick
Mike Warnick
Controller, Arvestl Mortgage Company


P.O. Box 579 * Lowell, AR 72745-0579 * Phones: 1-800-232-5524 * 479-750-6932
*Fax 479-750-6157 www.arvest.com

(logo)
Equal Housing Lender Member FDIC





  EX-99.2 (b)
(logo) EverHome
MORTGAGE COMPANY


Management's Assertion Regarding Compliance With Minimum Servicing Standards

As of and for the year ended December 31, 2005, EverHome Mortgage Company and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $20 million and errors and omissions policy in the amount of $20 million.


/s/ Gary A. Meeks
Gary A.Meeks
Chairman and Chief Executive Officer

2/24/06
Date

/s/ Michael C. Koster
Michael C. Koster
President and Chief Operation Officer

2/24/06
Date

/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President and Chief Financial Officer

2/24/06
Date



8100 Nations Way * Jacksonville, FL 32256


(PAGE)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* Be mathematically accurate

* Be prepared within forty-five (45) calendar days after the cutoff date

* Be reviewed and approved by someone other than the person who prepared the reconciliation

* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

-2-

(PAGE)


3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-3-





  EX-99.2 (c)
Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.2 (d)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (e)
MORGAN STANLEY
CREDIT CORPORATION

Michael J. Gillespie
Accounting Director


Management's Assertion


As of and for the year ended November 30, 2005, Morgan Stanley Credit Corporation (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for mortgage loans being serviced as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Morgan Stanley had in effect a fidelity bond in excess of $20 million and an errors and omissions policy in the amount of $5 million under which the Company was covered.


/s/ Kevin Rodman
Kevin Rodman
President


/s/ Kevin Norris
Kevin Norris
Vice President Operations


/s/ Mike Gillespie
Mike Gillespie
Chief Financial Officer


February 20, 2006


2500 Lake Cook Road, 1 East Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION


APPENDIX A
MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


  I. CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
          * be mathematically accurate;
          * be prepared within forty-five (45) calendar days after the cutoff date;
          * be reviewed and approved by someone other than the person who prepared the reconciliation; and
          * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION



    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

 IV. INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224)405-1903

(PAGE)


MORGAN STANLEY CREDIT CORPORATION


     2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


 VI. DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903





  EX-99.2 (f)
(logo) OPTION ONE
       MORTGAGE
       an H&R BLOCK company

(logo) H&R BLOCK

Management Assertion

As of and for the year ended December 31, 2005, Option One Mortgage Corporation Complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $70,000,000 and $10,000,000, respectively.

/s/ Robert E Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer

/s/ Matthew A. Engel
Matthew A. Engel, Controller

/s/ Fabiola Camperi
Fabiola Camperi, Chief Servicing Officer



www.optiononeonline.com





  EX-99.2 (g)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.



  EX-99.3 (a)
(logo)
ARVEST
MORTGAGE COMPANY



Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:


(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate:

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by:


Officer/s/ Michael W. Warwick
           Michael W. Warwick

Title  Controller

Date   3/23/06




P.O. Box 579 * Lowell, AR 72745-0579 * Phones: 1-800-232-5524 * 479-750-6932 *
Fax 479-770-8527
www.arvest.com  (logo)
                Equal Housing Lender   MemberFDIC





  EX-99.3 (b)
(logo)EverHome
MORTGAGE COMPANY


Officer's Certification of Servicing
2005

The undersigned officer certifies to the best of his/her knowledge the following for the 2005 fiscal year:


(a) I have reviewed the activities and performance of EverHome Mortgage Company during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Polling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officers' knowledge, we have fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year;

(b) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(c) All Custodial Accounts have been reconciled and are properly funded.



/s/ Pam E. Rothenberg
Pam E. Rothenberg
Sr. Vice President
February 21, 2006



EverHome Mortgage Company, 8100 Nations Way, Jacksonville, FL 32256




  EX-99.3 (c)
(logo)GMAC Mortgage


February 28, 2006



WELLS FARGO BANK
SERVICER OVERSIGHT GROUP
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045



Re: Annual Officers Statement of Compliance
Year Ending 2005
GMACM Investor Agreement # 41356 2005-3AR



GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief, that for the calendar year 2005:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
5. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
6. All property inspections have been completed as required.
7. Compliance relative to Adjustable Rate Mortgages has been met.
8. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer: GMAC Mortgage Corporation

By:/s/Michael Kacergis

Name: Michael Kacergis

Title: Manager
Enterprise Risk Management
Enterprise Servicing Group Risk and Compliance


GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044





  EX-99.3 (d)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo) GreenPoint Mortgage


February 27, 2006



Wells Fargo Bank, National Association
Master Servicer
Client Manager MSM 2005-3AR
9062 Old Annapolis Road
Columbia, MD 21045

Re: Annual Statement of Compliance for the Servicing Agreement by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:


     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period, except as follows:
     During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By:/s/ Michael De Francesco
Name: Michael De Francesco
Title: Senior Vice President
Loan Administration


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com





  EX-99.3 (e)
MORGAN STANLEY
CREDIT CORPORATION

Kevin Farley
Assistant Vice President


Officer's Certificate


Pursuant to the Servicing Agreement between Morgan Stanley Credit Corporation, formerly known as Morgan Stanley Dean Witter Credit Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Morgan Stanley Mortgage Loan Trust 2004-2AR, 2004-3, 2004-4, 2004-5AR, 2004-6AR,
2004-7AR, 2004-9, 2004-10AR, 2004-11AR, 2005-1, 2005-2AR, 2005-3AR, 2005-4,
2005-5AR, 2005-6AR, 2005-7, 2005-11AR the undersigned, hereby states that:

(1) A review of the activities of the Servicer and of its performance under the Servicing Agreement during the calendar year ended December 31, 2005 has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


MORGAN STANLEY
CREDIT CORPORATION


By /s/ Douglas J. Bush
   Douglas J. Bush

Title Vice President
Dated as of December 31, 2005


By /s/ David Bianucci
   David Bianucci

Title Senior Vice President
Dated as of December 31, 2005


2500 Lake Cook Road, Building 1 3C, Riverwoods, Illinois 60015 Tel (224)405-2391





  EX-99.3 (f)
(logo) OPTION ONE M O R T G A G E

(logo) H&R BLOCK

an H&R BLOCK company



March 10, 2006


Morgan Stanley Mortgage Capital Inc.
1633 Broadway
New York, New York 10019
Attention: Whole Loan Operations Manager


Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Client Manager
Inv#326, 327, 329, 337, 341, 343, 362, 376


Re: Morgan Stanley Mortgage Loan Trust 2004-5AR, Morgan Stanley Mortgage Loan Trust 2004-6AR, Morgan Stanley Mortgage Loan Trust 2004-7AR, Morgan Stanley Mortgage Loan Trust 2004-8AR, Morgan Stanley Mortgage Loan Trust 2004-10AR, Morgan Stanley Mortgage Loan Trust 2004-11AR, Morgan Stanley Mortgage Loan Trust 2005-2AR, Morgan Stanley Mortgage Loan Trust 2005-3AR


Pursuant to Section 2(p) of the Assignment, Assumption and Recognition Agreements for each of the above referenced transactions (the "Servicing Agreement"), enclosed is the required officer's certificate of compliance.

If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email: Elizabeth.Nguyen@oomc.com


Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618


www.optiononeonline.com
3 Ada  Irvine  California  92618  949.704.3600  Fax 949.790.751

(page)

(logo) Option One Mortgage
an H&R Block Company


OFFICER'S CERTIFICATE

ANNUAL STATEMENT OF THE SERVICER

I, Fabiola Camperi, the duly appointed Chief Servicing Officer of Option One Mortgage Corporation, the Servicer, hereby certify that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2005 and of performance under the Servicing Agreement, as defined in the cover letter, has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement during such year.


By: /s/ Fabiola Camperi

Name: Fabiola Camperi
Title: Chief Servicing Officer
Date: February 28, 2006


6501 Irvine Center Drive * Irvine * Californa * 92618-2304 * 949-790-3600





  EX-99.3 (g)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A                            5,500,209.96         29,133,404.67                 0.00             189,342,595.35
   2-A-1                          4,232,349.92         31,103,240.19                 0.00             140,219,759.82
   2-A-2                          2,470,392.13         18,154,737.06                 0.00              81,845,262.93
   2-A-3                            214,924.11          1,579,462.12                 0.00               7,120,537.88
   3-A                            4,501,086.49         18,180,542.10                 0.00             152,455,457.90
   4-A                            1,394,963.11          3,229,751.22                 0.00              50,243,248.78
   5-A                            1,050,807.15          3,083,562.10                 0.00              34,987,437.90
   A-R                                    0.44                100.00                 0.00                       0.00
   B-1                              754,549.20             11,397.00                 0.00              28,100,602.99
   B-2                              332,906.73              5,028.35                 0.00              12,397,971.65
   B-3                              199,722.55              3,016.69                 0.00               7,437,983.31
   B-4                              210,834.65              3,184.53                 0.00               7,851,815.47
   B-5                              166,439.94              2,513.97                 0.00               6,198,486.03
   B-6                              110,982.70              1,676.33                 0.00               4,133,170.67
   P                                 96,307.89                  0.00                 0.00                     100.00